Form 10-K
period 2025-12-31
JPMDB Commercial Mortgage Securities Trust 2016-C4
filed 2026-03-18
CIK 1687202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025, the primary servicer of the 10 Hudson Yards Mortgage Loan, the 60 Madison Avenue Mortgage Loan, the Moffett Gateway Mortgage Loan and the Westfield San Francisco Centre Mortgage Loan prior to March 1, 2025 and the primary servicer and special servicer of the 9 West 57th Street Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025, the primary servicer of the 10 Hudson Yards Mortgage Loan, the 60 Madison Avenue Mortgage Loan, the Moffett Gateway Mortgage Loan and the Westfield San Francisco Centre Mortgage Loan on and after March 1, 2025 and the primary servicer and special servicer of the 9 West 57th Street Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 10 Hudson Yards Mortgage Loan, the 9 West 57th Street Mortgage Loan, the 60 Madison Avenue Mortgage Loan, the Moffett Gateway Mortgage Loan, the 1 Kaiser Plaza Mortgage Loan and the Salesforce Tower Mortgage Loan.  As a result, Trimont LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to January 29, 2025, the special servicer of the Westfield San Francisco Centre Mortgage Loan and the primary servicer of the 1 Kaiser Plaza Mortgage Loan and the Salesforce Tower Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the special servicer of the 60 Madison Avenue Mortgage Loan, the 1 Kaiser Plaza Mortgage Loan and the Salesforce Tower Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

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

With respect to the pari passu loan combinations that include the Westfield San Francisco Centre Mortgage Loan, the 10 Hudson Yards Mortgage Loan, the 1 Kaiser Plaza Mortgage Loan, the Salesforce Tower Mortgage Loan, the 60 Madison Avenue Mortgage Loan and the Moffett Gateway Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Deutsche Bank Trust Company Americas as custodian of the Westfield San Francisco Centre Mortgage Loan, and LNR Partners, LLC as special servicer of the Moffett Gateway Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity,; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the 10 Hudson Yards Mortgage Loan, KeyBank National Association as special servicer of the 60 Madison Avenue Mortgage Loan and LNR Partners, LLC as special servicer of the Moffett Gateway Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as certificate administrator and custodian.

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

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA. The court denied the remainder of the motion to dismiss. IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed. On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss.  On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order. On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss.  After DBNTC and DBTCA appealed the First Department’s decision, on June 15, 2023, the New York Court of Appeals reversed the First Department’s decision in part, dismissing certain additional contract claims, as well as IKB’s claims for breach of fiduciary duty and breach of duty to avoid conflicts of interest.  On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021.  On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint.  On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts.  On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust.  On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue, including all claims as to 5 trusts.  On February 28, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to two trusts, leaving 15 trusts at issue.  On November 21, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to three trusts, leaving 12 trusts at issue.  On November 14, 2024, DBNTC and DBTCA filed a motion for summary judgment.  Also on November 14, 2024, IKB filed a motion for partial summary judgment.  On August 11, 2025, the court granted in part and denied in part certain aspects of both motions.  On October 20, 2025, the court resolved the remainder of both motions and dismissed certain additional claims. All parties have filed notices of appeal with respect to certain aspects of the court’s summary judgment orders.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s current evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the applicable servicing agreement.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2         Trimont LLC, as Master Servicer on and after March 1, 2025

33.3         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to January 29, 2025

33.4         Rialto Capital Advisors, LLC, as Special Servicer on and after January 29, 2025

33.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.6         Wells Fargo Bank, National Association, as Certificate Administrator

33.7         Wells Fargo Bank, National Association, as Custodian

33.8         Pentalpha Surveillance LLC, as Operating Advisor

33.9         CoreLogic Solutions, LLC, as Servicing Function Participant

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.12       Wells Fargo Bank, National Association, as Primary Servicer of the Starbucks Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.13       Trimont LLC, as Primary Servicer of the Starbucks Center Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.14       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starbucks Center Mortgage Loan prior to January 29, 2025 (see Exhibit 33.3)

33.15       Rialto Capital Advisors, LLC, as Special Servicer of the Starbucks Center Mortgage Loan on and after January 29, 2025 (see Exhibit 33.4)

33.16       Wilmington Trust, National Association, as Trustee of the Starbucks Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.17       Wells Fargo Bank, National Association, as Custodian of the Starbucks Center Mortgage Loan (see Exhibit 33.7)

33.18       Pentalpha Surveillance LLC, as Operating Advisor of the Starbucks Center Mortgage Loan (see Exhibit 33.8)

33.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the Starbucks Center Mortgage Loan (see Exhibit 33.9)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.21       Wells Fargo Bank, National Association, as Primary Servicer of the Fresno Fashion Fair Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.22       Trimont LLC, as Primary Servicer of the Fresno Fashion Fair Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Fresno Fashion Fair Mall Mortgage Loan prior to January 29, 2025 (see Exhibit 33.3)

33.24       Rialto Capital Advisors, LLC, as Special Servicer of the Fresno Fashion Fair Mall Mortgage Loan on and after January 29, 2025 (see Exhibit 33.4)

33.25       Wilmington Trust, National Association, as Trustee of the Fresno Fashion Fair Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wells Fargo Bank, National Association, as Custodian of the Fresno Fashion Fair Mall Mortgage Loan (see Exhibit 33.7)

33.27       Pentalpha Surveillance LLC, as Operating Advisor of the Fresno Fashion Fair Mall Mortgage Loan (see Exhibit 33.8)

33.28       CoreLogic Solutions, LLC, as Servicing Function Participant of the Fresno Fashion Fair Mall Mortgage Loan (see Exhibit 33.9)

33.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.30       Wells Fargo Bank, National Association, as Primary Servicer of the Westfield San Francisco Centre Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.31       Trimont LLC, as Primary Servicer of the Westfield San Francisco Centre Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 33.3)

33.33       Wilmington Trust, National Association, as Trustee of the Westfield San Francisco Centre Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Deutsche Bank Trust Company Americas, as Custodian of the Westfield San Francisco Centre Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 33.9)

33.36       Wells Fargo Bank, National Association, as Primary Servicer of the 10 Hudson Yards Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.37       Trimont LLC, as Primary Servicer of the 10 Hudson Yards Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.38       Situs Holdings, LLC, as Special Servicer of the 10 Hudson Yards Mortgage Loan

33.39       Wilmington Trust, National Association, as Trustee of the 10 Hudson Yards Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wells Fargo Bank, National Association, as Custodian of the 10 Hudson Yards Mortgage Loan (see Exhibit 33.7)

33.41       CoreLogic Solutions, LLC, as Servicing Function Participant of the 10 Hudson Yards Mortgage Loan (see Exhibit 33.9)

33.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.44       Trimont LLC, as Primary Servicer of the 9 West 57th Street Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.45       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.46       Trimont LLC, as Special Servicer of the 9 West 57th Street Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.47       Wilmington Trust, National Association, as Trustee of the 9 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the 9 West 57th Street Mortgage Loan (see Exhibit 33.7)

33.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 33.9)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1 Kaiser Plaza Mortgage Loan (see Exhibit 33.3)

33.52       KeyBank National Association, as Special Servicer of the 1 Kaiser Plaza Mortgage Loan

33.53       Wells Fargo Bank, National Association, as Trustee of the 1 Kaiser Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the 1 Kaiser Plaza Mortgage Loan (see Exhibit 33.7)

33.55       Pentalpha Surveillance LLC, as Operating Advisor of the 1 Kaiser Plaza Mortgage Loan (see Exhibit 33.8)

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Salesforce Tower Mortgage Loan (see Exhibit 33.3)

33.58       KeyBank National Association, as Special Servicer of the Salesforce Tower Mortgage Loan (see Exhibit 33.52)

33.59       Wells Fargo Bank, National Association, as Trustee of the Salesforce Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the Salesforce Tower Mortgage Loan (see Exhibit 33.7)

33.61       Pentalpha Surveillance LLC, as Operating Advisor of the Salesforce Tower Mortgage Loan (see Exhibit 33.8)

33.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.63       Wells Fargo Bank, National Association, as Primary Servicer of the 60 Madison Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.64       Trimont LLC, as Primary Servicer of the 60 Madison Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.65       KeyBank National Association, as Special Servicer of the 60 Madison Avenue Mortgage Loan (see Exhibit 33.52)

33.66       Wilmington Trust, National Association, as Trustee of the 60 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of the 60 Madison Avenue Mortgage Loan (see Exhibit 33.7)

33.68       Park Bridge Lender Services LLC, as Operating Advisor of the 60 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       CoreLogic Solutions, LLC, as Servicing Function Participant of the 60 Madison Avenue Mortgage Loan (see Exhibit 33.9)

33.70       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.71       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Gateway Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.72       Trimont LLC, as Primary Servicer of the Moffett Gateway Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.73       LNR Partners, LLC, as Special Servicer of the Moffett Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Wilmington Trust, National Association, as Trustee of the Moffett Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Wells Fargo Bank, National Association, as Custodian of the Moffett Gateway Mortgage Loan (see Exhibit 33.7)

33.76       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Gateway Mortgage Loan (see Exhibit 33.8)

33.77       CoreLogic Solutions, LLC, as Servicing Function Participant of the Moffett Gateway Mortgage Loan (see Exhibit 33.9)

33.78       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2         Trimont LLC, as Master Servicer on and after March 1, 2025

34.3         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to January 29, 2025

34.4         Rialto Capital Advisors, LLC, as Special Servicer on and after January 29, 2025

34.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.6         Wells Fargo Bank, National Association, as Certificate Administrator

34.7         Wells Fargo Bank, National Association, as Custodian

34.8         Pentalpha Surveillance LLC, as Operating Advisor

34.9         CoreLogic Solutions, LLC, as Servicing Function Participant

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.12       Wells Fargo Bank, National Association, as Primary Servicer of the Starbucks Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.13       Trimont LLC, as Primary Servicer of the Starbucks Center Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.14       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starbucks Center Mortgage Loan prior to January 29, 2025 (see Exhibit 34.3)

34.15       Rialto Capital Advisors, LLC, as Special Servicer of the Starbucks Center Mortgage Loan on and after January 29, 2025 (see Exhibit 34.4)

34.16       Wilmington Trust, National Association, as Trustee of the Starbucks Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.17       Wells Fargo Bank, National Association, as Custodian of the Starbucks Center Mortgage Loan (see Exhibit 34.7)

34.18       Pentalpha Surveillance LLC, as Operating Advisor of the Starbucks Center Mortgage Loan (see Exhibit 34.8)

34.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the Starbucks Center Mortgage Loan (see Exhibit 34.9)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.21       Wells Fargo Bank, National Association, as Primary Servicer of the Fresno Fashion Fair Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.22       Trimont LLC, as Primary Servicer of the Fresno Fashion Fair Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Fresno Fashion Fair Mall Mortgage Loan prior to January 29, 2025 (see Exhibit 34.3)

34.24       Rialto Capital Advisors, LLC, as Special Servicer of the Fresno Fashion Fair Mall Mortgage Loan on and after January 29, 2025 (see Exhibit 34.4)

34.25       Wilmington Trust, National Association, as Trustee of the Fresno Fashion Fair Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wells Fargo Bank, National Association, as Custodian of the Fresno Fashion Fair Mall Mortgage Loan (see Exhibit 34.7)

34.27       Pentalpha Surveillance LLC, as Operating Advisor of the Fresno Fashion Fair Mall Mortgage Loan (see Exhibit 34.8)

34.28       CoreLogic Solutions, LLC, as Servicing Function Participant of the Fresno Fashion Fair Mall Mortgage Loan (see Exhibit 34.9)

34.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.30       Wells Fargo Bank, National Association, as Primary Servicer of the Westfield San Francisco Centre Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.31       Trimont LLC, as Primary Servicer of the Westfield San Francisco Centre Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 34.3)

34.33       Wilmington Trust, National Association, as Trustee of the Westfield San Francisco Centre Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Deutsche Bank Trust Company Americas, as Custodian of the Westfield San Francisco Centre Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 34.9)

34.36       Wells Fargo Bank, National Association, as Primary Servicer of the 10 Hudson Yards Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.37       Trimont LLC, as Primary Servicer of the 10 Hudson Yards Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.38       Situs Holdings, LLC, as Special Servicer of the 10 Hudson Yards Mortgage Loan

34.39       Wilmington Trust, National Association, as Trustee of the 10 Hudson Yards Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wells Fargo Bank, National Association, as Custodian of the 10 Hudson Yards Mortgage Loan (see Exhibit 34.7)

34.41       CoreLogic Solutions, LLC, as Servicing Function Participant of the 10 Hudson Yards Mortgage Loan (see Exhibit 34.9)

34.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.44       Trimont LLC, as Primary Servicer of the 9 West 57th Street Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.45       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.46       Trimont LLC, as Special Servicer of the 9 West 57th Street Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.47       Wilmington Trust, National Association, as Trustee of the 9 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the 9 West 57th Street Mortgage Loan (see Exhibit 34.7)

34.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 34.9)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1 Kaiser Plaza Mortgage Loan (see Exhibit 34.3)

34.52       KeyBank National Association, as Special Servicer of the 1 Kaiser Plaza Mortgage Loan

34.53       Wells Fargo Bank, National Association, as Trustee of the 1 Kaiser Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the 1 Kaiser Plaza Mortgage Loan (see Exhibit 34.7)

34.55       Pentalpha Surveillance LLC, as Operating Advisor of the 1 Kaiser Plaza Mortgage Loan (see Exhibit 34.8)

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Salesforce Tower Mortgage Loan (see Exhibit 34.3)

34.58       KeyBank National Association, as Special Servicer of the Salesforce Tower Mortgage Loan (see Exhibit 34.52)

34.59       Wells Fargo Bank, National Association, as Trustee of the Salesforce Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the Salesforce Tower Mortgage Loan (see Exhibit 34.7)

34.61       Pentalpha Surveillance LLC, as Operating Advisor of the Salesforce Tower Mortgage Loan (see Exhibit 34.8)

34.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.63       Wells Fargo Bank, National Association, as Primary Servicer of the 60 Madison Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.64       Trimont LLC, as Primary Servicer of the 60 Madison Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.65       KeyBank National Association, as Special Servicer of the 60 Madison Avenue Mortgage Loan (see Exhibit 34.52)

34.66       Wilmington Trust, National Association, as Trustee of the 60 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of the 60 Madison Avenue Mortgage Loan (see Exhibit 34.7)

34.68       Park Bridge Lender Services LLC, as Operating Advisor of the 60 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       CoreLogic Solutions, LLC, as Servicing Function Participant of the 60 Madison Avenue Mortgage Loan (see Exhibit 34.9)

34.70       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.71       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Gateway Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.72       Trimont LLC, as Primary Servicer of the Moffett Gateway Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.73       LNR Partners, LLC, as Special Servicer of the Moffett Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Wilmington Trust, National Association, as Trustee of the Moffett Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Wells Fargo Bank, National Association, as Custodian of the Moffett Gateway Mortgage Loan (see Exhibit 34.7)

34.76       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Gateway Mortgage Loan (see Exhibit 34.8)

34.77       CoreLogic Solutions, LLC, as Servicing Function Participant of the Moffett Gateway Mortgage Loan (see Exhibit 34.9)

34.78       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2         Trimont LLC, as Master Servicer on and after March 1, 2025

35.3         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to January 29, 2025

35.4         Rialto Capital Advisors, LLC, as Special Servicer on and after January 29, 2025

35.5         Wells Fargo Bank, National Association, as Certificate Administrator

35.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Starbucks Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.8         Trimont LLC, as Primary Servicer of the Starbucks Center Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starbucks Center Mortgage Loan prior to January 29, 2025 (see Exhibit 35.3)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the Starbucks Center Mortgage Loan on and after January 29, 2025 (see Exhibit 35.4)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Fresno Fashion Fair Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.12       Trimont LLC, as Primary Servicer of the Fresno Fashion Fair Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Fresno Fashion Fair Mall Mortgage Loan prior to January 29, 2025 (see Exhibit 35.3)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Fresno Fashion Fair Mall Mortgage Loan on and after January 29, 2025 (see Exhibit 35.4)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Westfield San Francisco Centre Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.16       Trimont LLC, as Primary Servicer of the Westfield San Francisco Centre Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 35.3)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the 10 Hudson Yards Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.19       Trimont LLC, as Primary Servicer of the 10 Hudson Yards Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.20       Situs Holdings, LLC, as Special Servicer of the 10 Hudson Yards Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.22       Trimont LLC, as Primary Servicer of the 9 West 57th Street Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.23       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.24       Trimont LLC, as Special Servicer of the 9 West 57th Street Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1 Kaiser Plaza Mortgage Loan (see Exhibit 35.3)

35.26       KeyBank National Association, as Special Servicer of the 1 Kaiser Plaza Mortgage Loan

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Salesforce Tower Mortgage Loan (see Exhibit 35.3)

35.28       KeyBank National Association, as Special Servicer of the Salesforce Tower Mortgage Loan (see Exhibit 35.26)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the 60 Madison Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.30       Trimont LLC, as Primary Servicer of the 60 Madison Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.31       KeyBank National Association, as Special Servicer of the 60 Madison Avenue Mortgage Loan (see Exhibit 35.26)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Gateway Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.33       Trimont LLC, as Primary Servicer of the Moffett Gateway Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.34       LNR Partners, LLC, as Special Servicer of the Moffett Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 18, 2026